Form 10-Q
period 1996-03-31
STORER COMMUNICATIONS INC
filed 1996-05-15
CIK 94679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                          Commission File Number 1-3872


                           STORER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        59-2638096
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                 1500 Market Street, Philadelphia, PA 19102-2148
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                    No ____

                           --------------------------

As of March 31, 1996, there were 239.99 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet at March 31, 1996 and December 31,
                    1995 (Unaudited).........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31, 1996
                    and 1995 (Unaudited).....................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31, 1996
                    and 1995 (Unaudited).....................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).....................5 - 6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations...........................................7 - 8

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................9

          Item 6.   Exhibits and Reports on Form 8-K.........................9

                       -----------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to future capital commitments and the effects of future regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                March 31,                 December 31,
                                                                                  1996                        1995
ASSETS
Cash and cash equivalents.................................................        $1,221                       $1,386
Accounts receivable, less allowance for doubtful
   accounts of $2,344 and $2,605..........................................        11,263                       14,737
Prepaid charges and other.................................................         4,252                        3,701

Property and equipment....................................................       677,089                      671,153
   Accumulated depreciation...............................................      (314,569)                    (307,945)
                                                                              ----------                   ----------

   Property and equipment, net............................................       362,520                      363,208
                                                                              ----------                   ----------

Deferred charges..........................................................     1,493,593                    1,492,906
   Accumulated amortization...............................................      (277,168)                    (267,680)
                                                                              ----------                   ----------

   Deferred charges, net..................................................     1,216,425                    1,225,226
                                                                              ----------                   ----------

Due from affiliates.......................................................       230,111                      215,013
Investment................................................................        18,717                       17,941
Other assets..............................................................         4,150                        3,844
                                                                              ----------                   ----------

                                                                              $1,848,659                   $1,845,056
                                                                              ==========                   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses.....................................       $49,085                      $54,310
Accrued interest..........................................................         5,231                        1,749
Other liabilities.........................................................        31,136                       33,136
Debt.  ...................................................................       125,090                      124,615
Deferred income taxes.....................................................       460,968                      456,658
                                                                              ----------                   ----------

       Total liabilities..................................................       671,510                      670,468
                                                                              ----------                   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $.01 par value - authorized, 10,000 shares; issued and outstanding, 239.99 shares
   Additional capital.....................................................     2,946,942                    2,923,635
   Accumulated deficit....................................................    (1,126,056)                  (1,128,642)
   Unrealized gain on marketable securities...............................        10,212                        9,707
   Finance Sub securities.................................................      (653,949)                    (630,112)
                                                                              ----------                   ----------

       Total stockholder's equity.........................................     1,177,149                    1,174,588
                                                                              ----------                   ----------

                                                                              $1,848,659                   $1,845,056
                                                                              ==========                   ==========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                    Three Months Ended March 31,
                                                                                  1996                      1995
SERVICE INCOME............................................................      $103,880                      $95,418
                                                                             -----------                  -----------

COSTS AND EXPENSES
   Operating..............................................................        46,164                       43,320
   Selling, general and administrative....................................        20,786                       19,511
   Depreciation and amortization..........................................        26,256                       21,736
                                                                             -----------                  -----------

                                                                                  93,206                       84,567
                                                                             -----------                  -----------

OPERATING INCOME..........................................................        10,674                       10,851

INVESTMENT (INCOME) EXPENSE
   Interest expense.......................................................         4,189                        4,021
   Investment income......................................................          (109)                         (39)
                                                                             -----------                  -----------

                                                                                   4,080                        3,982
                                                                             -----------                  -----------

INCOME BEFORE INCOME TAX EXPENSE..........................................         6,594                        6,869

INCOME TAX EXPENSE........................................................         4,008                        3,405
                                                                             -----------                  -----------

NET INCOME................................................................         2,586                        3,464

ACCUMULATED DEFICIT

   Beginning of period ...................................................    (1,128,642)                  (1,144,253)
                                                                             -----------                  -----------

   End of period..........................................................   ($1,126,056)                 ($1,140,789)
                                                                             ===========                  ===========



See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      (Dollars in thousands)
                                                                                    Three Months Ended March 31,
                                                                                  1996                          1995
OPERATING ACTIVITIES
   Net income.............................................................        $2,586                       $3,464
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization........................................        26,256                       21,736
     Non-cash interest expense............................................           707                          455
     Deferred income tax expense (benefit)................................         3,508                       (1,087)
                                                                                 -------                      -------

                                                                                  33,057                       24,568

     Decrease in accounts receivable, prepaid charges
       and other and other assets.........................................         2,617                          728
     Decrease in accounts payable and accrued expenses,
       accrued interest and other liabilities.............................        (3,974)                        (768)
                                                                                 -------                      -------

         Net cash provided by operating activities........................        31,700                       24,528
                                                                                 -------                      -------


FINANCING ACTIVITIES
   Net transactions with affiliates.......................................       (15,098)                     (10,188)
                                                                                 -------                      -------

         Net cash used in financing activities............................       (15,098)                     (10,188)
                                                                                 -------                      -------

INVESTING ACTIVITIES
   Additions to property and equipment and other..........................       (16,767)                     (14,508)
                                                                                 -------                      -------

         Net cash used in investing activities............................       (16,767)                     (14,508)
                                                                                 -------                      -------

DECREASE IN CASH AND CASH EQUIVALENTS.....................................          (165)                        (168)

CASH AND CASH EQUIVALENTS, beginning of period............................         1,386                        1,329
                                                                                 -------                      -------

CASH AND CASH EQUIVALENTS, end of period..................................        $1,221                       $1,161
                                                                                  ======                       ======


See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The  condensed  consolidated  balance  sheet at December  31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1996 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Storer Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2.   INVESTMENT

     As of March 31, 1996 and December 31, 1995, the Company's unrestricted publicly traded equity investment, classified as available for sale, was recorded at its estimated fair value of $18.7 million and $17.9 million, respectively, based on the quoted market prices at such dates. The unrealized gain on this investment of $15.7 million and $14.9 million as of March 31, 1996 and December 31, 1995, respectively, has been reported in the Company's condensed consolidated balance sheet as an increase in stockholder's equity, net of deferred income taxes of $5.5 million and $5.2 million, respectively.

3.   RELATED PARTY TRANSACTIONS

     The Company's programming costs, management fees (based on 6% of gross revenues) and certain administrative costs are charged to the Company by Comcast Corporation ("Comcast"), the Company's indirect parent, and its subsidiaries. These costs totaled $41.4 million and $37.7 million during the three months ended March 31, 1996 and 1995, respectively, and are included in operating, selling, general and administrative expenses.

     Due from affiliates in the Company's condensed consolidated balance sheet primarily consists of cash transfers to the Company's parent under a cash management program, net of expenses charged to the Company by Comcast and its subsidiaries.

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company recognized non-cash dividends on the preferred stock of Comcast Storer Finance Sub, Inc. of approximately $22.3 million and $19.1 million during the three months ended March 31, 1996 and 1995, respectively. The preferred stock dividends recognized were credited to the Company's additional capital.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

5.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $1.2 million of bill credits for such refunds, including interest, were given during the three months ended March 31, 1996. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against Comcast was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's business is capital intensive and continually requires cash for development and expansion. The Company has historically met its cash needs through its cash and cash equivalents, cash flows from operating activities as well as interest and principal received on certain securities issued by Comcast Storer Finance Sub, Inc., an indirect wholly owned subsidiary of Comcast Corporation, to the Company (the "Finance Sub Securities").

The Company believes that it will be able to meet its current and long-term liquidity needs and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, interest and principal received on the Finance Sub Securities, amounts due from affiliates and other external financing.

Results of Operations

Summarized consolidated financial information for the Company for the three months ended March 31, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                        March 31,            Increase / (Decrease)
                                                                   1996         1995            $            %
Service income............................................         $103.9        $95.4         $8.5         8.9%
Operating, selling, general and administrative
   expenses...............................................           67.0         62.8          4.2         6.7
                                                                   ------        -----

Operating income before depreciation and
   amortization (1) ......................................           36.9         32.6          4.3        13.2
Depreciation and amortization.............................           26.2         21.7          4.5        20.7
                                                                   ------        -----

Operating income..........................................           10.7         10.9         (0.2)       (1.8)
                                                                   ------        -----

Interest expense..........................................            4.2          4.0          0.2         5.0
Investment income.........................................           (0.1)                      0.1          NM
Income tax expense........................................            4.0          3.4          0.6        17.6
                                                                   ------        -----

Net income................................................           $2.6         $3.5        ($0.9)      (25.7%)
                                                                     ====         ====

- - ------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing the Company's business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Of the $8.5 million increase in service income from 1995 to 1996, $2.5 million is attributable to subscriber growth, $4.9 million relates to changes in rates and $1.1 million relates to growth in other product offerings.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


Of the $4.2 million increase in operating, selling, general and administrative expenses from 1995 to 1996, $2.9 million is attributable to increases in the costs of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $1.3 million results from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

The increase in depreciation and amortization expense of $4.5 million from 1995 to 1996 is primarily due to the effects of capital expenditures and the rebuild and upgrade of certain of the Company's cable plant.

For the three months ended March 31, 1996 and 1995, the Company's earnings before income tax expense and fixed charges (interest expense) of $10.8 million and $10.9 million, respectively, exceeded its fixed charges of $4.2 million and $4.0 million, respectively.

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $1.2 million of bill credits for such refunds, including interest, were given during the three months ended March 31, 1996. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against Comcast was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996



PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K - None.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996


                                    SIGNATURE

     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STORER COMMUNICATIONS, INC.
                                    --------------------------------------------








                                    /s/ LAWRENCE S. SMITH
                                    --------------------------------------------
                                    Lawrence S. Smith
                                    Senior Vice President
                                    Accounting and Administration
                                    (Chief Accounting Officer)



Date: May 15, 1996