Form 10-Q
period 1996-06-30
STORER COMMUNICATIONS INC
filed 1996-08-14
CIK 94679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                 Yes  X                                   No

As of June 30, 1996, there were 239.99 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet at June 30, 1996 and December 31,
                    1995 (Unaudited)........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Six and Three Months Ended June 30,
                    1996 and 1995 (Unaudited)...............................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Six Months Ended June 30, 1996
                    and 1995 (Unaudited)....................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5-6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations............................................7-9

PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................9

          Item 6.   Exhibits and Reports on Form 8-K........................9


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

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 (Dollars in thousands)
                                                                                June 30,      December 31,
                                                                                  1996            1995
ASSETS
Cash and cash equivalents .............................................     $     4,264      $     1,386
                                                                            -----------      -----------
Accounts receivable, less allowance for doubtful
   accounts of $2,606 and $2,605 ......................................          13,278           14,737
                                                                            -----------      -----------
Prepaid charges and other .............................................           3,629            3,701
                                                                            -----------      -----------
Property and equipment ................................................         693,027          671,153
   Accumulated depreciation ...........................................        (321,260)        (307,945)
                                                                            -----------      -----------
   Property and equipment, net ........................................         371,767          363,208
                                                                            -----------      -----------
Deferred charges ......................................................       1,494,439        1,492,906
   Accumulated amortization ...........................................        (286,680)        (267,680)
                                                                            -----------      -----------
   Deferred charges, net ..............................................       1,207,759        1,225,226
                                                                            -----------      -----------
Due from affiliates ...................................................         233,197          215,013
Investment ............................................................          18,976           17,941
Other assets ..........................................................           3,730            3,844
                                                                            -----------      -----------
                                                                            $ 1,856,600      $ 1,845,056
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses .................................     $    50,301      $    54,310
Accrued interest ......................................................           1,749            1,749
Other liabilities .....................................................          26,314           33,136
Debt ..................................................................         125,580          124,615
Deferred income taxes .................................................         466,899          456,658
                                                                            -----------      -----------
       Total liabilities ..............................................         670,843          670,468
                                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $.01 par value - authorized, 10,000 shares; issued and outstanding, 239.99 shares
   Additional capital .................................................       2,970,247        2,923,635
   Accumulated deficit ................................................      (1,120,120)      (1,128,642)
   Unrealized gain on marketable securities ...........................          10,381            9,707
   Finance Sub securities .............................................        (674,751)        (630,112)
                                                                            -----------      -----------
       Total stockholder's equity .....................................       1,185,757        1,174,588
                                                                            -----------      -----------
                                                                            $ 1,856,600      $ 1,845,056
                                                                            ===========      ===========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                 (Dollars in thousands)
                                                                      Six Months Ended          Three Months Ended
                                                                          June 30,                   June 30,
                                                                      1996         1995         1996         1995
SERVICE INCOME..................................................     $213,500     $194,307      $109,620      $98,889
                                                                  -----------  -----------   -----------  -----------
COSTS AND EXPENSES
   Operating....................................................       92,074       84,178        45,910       40,858
   Selling, general and administrative..........................       41,943       39,641        21,157       20,130
   Depreciation and amortization................................       52,977       46,590        26,721       24,854
                                                                  -----------  -----------   -----------  -----------
                                                                      186,994      170,409        93,788       85,842
                                                                  -----------  -----------   -----------  -----------


OPERATING INCOME................................................       26,506       23,898        15,832       13,047

INVESTMENT (INCOME) EXPENSE
   Interest expense.............................................        8,331        7,835         4,142        3,814
   Investment income and other..................................         (167)         (53)          (58)         (14)
                                                                  -----------  -----------   -----------  -----------

                                                                        8,164        7,782         4,084        3,800
                                                                  -----------  -----------   -----------  -----------


INCOME BEFORE INCOME TAX EXPENSE................................       18,342       16,116        11,748        9,247

INCOME TAX EXPENSE..............................................        9,820        7,641         5,812        4,236
                                                                  -----------  -----------   -----------  -----------


NET INCOME......................................................        8,522        8,475         5,936        5,011

ACCUMULATED DEFICIT

   Beginning of period .........................................   (1,128,642)  (1,144,253)   (1,126,056)  (1,140,789)
                                                                  -----------  -----------   -----------  -----------

   End of period................................................  ($1,120,120) ($1,135,778)  ($1,120,120) ($1,135,778)
                                                                  ===========  ===========   ===========  ===========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         (Dollars in thousands)
                                                                       Six Months Ended June 30,
                                                                          1996          1995
OPERATING ACTIVITIES
   Net income ....................................................     $  8,522      $  8,475
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization ...............................       52,977        46,590
     Non-cash interest expense ...................................        1,216         1,181
     Deferred income tax expense (benefit) .......................        8,820        (6,223)
                                                                       --------      --------
                                                                         71,535        50,023
     Decrease (increase) in accounts receivable, prepaid charges
       and other and other assets ................................        1,645        (1,112)
     (Decrease) increase in accounts payable and accrued expenses,
       accrued interest and other liabilities ....................      (11,082)        8,141
                                                                       --------      --------
         Net cash provided by operating activities ...............       62,098        57,052
                                                                       --------      --------

FINANCING ACTIVITIES
   Net transactions with affiliates ..............................      (18,184)      (21,810)
                                                                       --------      --------
         Net cash used in financing activities ...................      (18,184)      (21,810)
                                                                       --------      --------

INVESTING ACTIVITIES
   Additions to property and equipment and other .................      (44,069)      (39,037)
   Receipts on Finance Sub securities ............................        3,033         4,598
                                                                       --------      --------
         Net cash used in investing activities ...................      (41,036)      (34,439)
                                                                       --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS ............................        2,878           803

CASH AND CASH EQUIVALENTS, beginning of period ...................        1,386         1,329
                                                                       --------      --------

CASH AND CASH EQUIVALENTS, end of period .........................     $  4,264      $  2,132
                                                                       ========      ========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the six and three months ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Storer Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of operating results for the full year.

2.   INVESTMENT

     As of June 30, 1996 and December 31, 1995, the Company's unrestricted publicly traded equity investment, classified as available for sale, was recorded at its estimated fair value of $19.0 million and $17.9 million, respectively, based on the quoted market prices as of such dates. The unrealized gain on this investment of $16.0 million and $14.9 million as of June 30, 1996 and December 31, 1995, respectively, has been reported in the Company's condensed consolidated balance sheet as an increase in stockholder's equity, net of deferred income taxes of $5.6 million and $5.2 million, respectively.

3.   RELATED PARTY TRANSACTIONS

     The Company's programming costs, management fees (based on 6% of gross revenues) and certain administrative costs are charged to the Company by Comcast Corporation ("Comcast"), the Company's indirect parent, and its subsidiaries. These costs totaled $83.7 million, $75.5 million, $42.3 million and $37.9 million for the six and three months ended June 30, 1996 and 1995, respectively, and are included in operating, selling, general and administrative expenses.

     Due from affiliates in the Company's condensed consolidated balance sheet primarily consists of cash transfers to the Company's parent under a cash management program, net of expenses charged to the Company by Comcast and its subsidiaries.

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company recognized non-cash dividends on the preferred stock of Comcast Storer Finance Sub, Inc. of approximately $44.6 million and $38.2 million during the six months ended June 30, 1996 and 1995, respectively. The preferred stock dividends recognized were credited to additional capital in the Company's condensed consolidated balance sheet.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

5.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $2.6 million and $1.4 million of bill credits for such refunds, including interest, were given during the six and three months ended June 30, 1996, respectively. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against Comcast was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

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

Results of Operations

Summarized consolidated financial information for the Company for the six and three months ended June 30, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                       Six Months Ended
                                                           June 30,            Increase
                                                      1996       1995         $         %
Service income ...............................     $  213.5    $  194.3   $  19.2      9.9%
Operating, selling, general and administrative
   expenses ..................................        134.0       123.8      10.2      8.2
                                                   --------    --------

Operating income before depreciation and
   amortization (a) ..........................         79.5        70.5       9.0     12.8
Depreciation and amortization ................         53.0        46.6       6.4     13.7
                                                   --------    --------
Operating income .............................         26.5        23.9       2.6     10.9
                                                   --------    --------
Interest expense .............................          8.3         7.8       0.5      6.4
Investment income and other ..................         (0.1)                  0.1       NM
Income tax expense ...........................          9.8         7.6       2.2     28.9
                                                   --------    --------
Net income ...................................     $    8.5    $    8.5   $             NM
                                                   ========    ========

(a) See footnote (1) on page 8.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                                                   Three Months Ended
                                                                        June 30,                  Increase
                                                                   1996         1995           $             %
Service income............................................         $109.6        $98.9        $10.7        10.8%
Operating, selling, general and administrative
   expenses...............................................           67.1         61.0          6.1        10.0
                                                                   ------        -----
Operating income before depreciation and
   amortization (1) ......................................           42.5         37.9          4.6        12.1
Depreciation and amortization.............................           26.7         24.9          1.8         7.2
                                                                   ------        -----
Operating income..........................................           15.8         13.0          2.8        21.5
                                                                   ------        -----
Interest expense..........................................            4.1          3.8          0.3         7.9
Investment income and other...............................
Income tax expense........................................            5.8          4.2          1.6        38.1
                                                                   ------        -----
Net income................................................           $5.9         $5.0         $0.9        18.0%
                                                                   ======        =====

(1) Operating income before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for evaluating the Company's business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Of the $19.2 million and $10.7 million increases in service income for the six and three months periods from 1995 to 1996, $4.8 million and $2.2 million are attributable to subscriber growth, $12.3 million and $7.5 million relate to increases in rates and $2.1 million and $1.0 million relate to growth in other product offerings.

Of the $10.2 million and $6.1 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1995 to 1996, $6.1 million and $3.2 million are attributable to increases in the cost of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $4.1 million and $2.9 million result from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

The $6.4 million and $1.8 million increases in depreciation and amortization expense for the six and three month periods from 1995 to 1996 are primarily due to the effects of capital expenditures and the rebuild and upgrade, in certain areas, of the Company's cable plant.

For the six and three months ended June 30, 1996 and 1995, the Company's earnings before income tax expense and fixed charges (interest expense) of $26.7 million, $24.0 million, $15.9 million and $13.1 million, respectively, exceeded its fixed charges of $8.3 million, $7.8 million, $4.1 million and $3.8 million, respectively.

The Company believes that its operations are not materially affected by inflation.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $2.6 million and $1.4 million of bill credits for such refunds, including interest, were given during the six and three months ended June 30, 1996, respectively. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The FCC's order has been appealed to a federal appellate court by a local franchising authority whose rate complaint against Comcast was resolved by the negotiated settlement. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position or results of operations.


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K - None.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STORER COMMUNICATIONS, INC.
                                   ---------------------------------------------



                                   /s/ LAWRENCE S. SMITH
                                   ---------------------------------------------
                                   Lawrence S. Smith
                                   Senior Vice President
                                   Accounting and Administration
                                   (Chief Accounting Officer)



Date: August 14, 1996