Form 10-Q
period 1996-09-30
STORER COMMUNICATIONS INC
filed 1996-11-13
CIK 94679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1996
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

             Yes  [X]                                      No  [ ]

                           --------------------------

As of September 30, 1996, there were 239.99 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet as of
                    September 30, 1996 and December 31, 1995
                    (Unaudited)                                            2

                    Condensed Consolidated Statement of Operations and Accumulated Deficit for the Nine and Three Months
                    Ended September 30, 1996 and 1995 (Unaudited)          3

                    Condensed Consolidated Statement of Cash Flows for
                    the Nine Months Ended September 30, 1996 and 1995
                    (Unaudited)                                            4

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                               5-6

          Item 2.   Management's  Discussion  and Analysis of
                    Financial Condition and Results of Operations        7-9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      9

          Item 6.   Exhibits and Reports on Form 8-K                       9

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

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           (Dollars in thousands)
                                                                                     September 30,        December 31,
                                                                                         1996                 1995
ASSETS
Cash and cash equivalents ................................................          $     1,282           $     1,386
                                                                                    -----------           -----------
Accounts receivable, less allowance for doubtful
   accounts of $2,935 and $2,605 .........................................               12,923                14,737
                                                                                    -----------           -----------
Prepaid charges and other ................................................                5,051                 3,701
                                                                                    -----------           -----------

Property and equipment ...................................................              703,413               671,153
   Accumulated depreciation ..............................................             (329,182)             (307,945)
                                                                                    -----------           -----------
   Property and equipment, net ...........................................              374,231               363,208
                                                                                    -----------           -----------

Deferred charges .........................................................            1,495,177             1,492,906
   Accumulated amortization ..............................................             (296,246)             (267,680)
                                                                                    -----------           -----------
   Deferred charges, net .................................................            1,198,931             1,225,226
                                                                                    -----------           -----------

Due from affiliates ......................................................              253,101               215,013
Investment................................................................               19,493                17,941
Other assets..............................................................                3,858                 3,844
                                                                                    -----------           -----------

                                                                                    $ 1,868,870           $ 1,845,056
                                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses ....................................          $    49,941           $    54,310
Accrued interest..........................................................                5,232                 1,749
Other liabilities ........................................................               23,542                33,136
Debt .....................................................................              126,086               124,615
Deferred income taxes ....................................................              472,794               456,658
                                                                                    -----------           -----------
       Total liabilities .................................................              677,595               670,468
                                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common  stock,  $.01  par  value - authorized,  10,000  shares;
       issued  and outstanding, 239.99 shares
   Additional capital ....................................................            2,993,544             2,923,635
   Accumulated deficit ...................................................           (1,114,412)           (1,128,642)
   Unrealized gain on marketable securities ..............................               10,716                 9,707
   Finance Sub securities ................................................             (698,573)             (630,112)
                                                                                    -----------           -----------

       Total stockholder's equity ........................................            1,191,275             1,174,588
                                                                                    -----------           -----------

                                                                                    $ 1,868,870           $ 1,845,056
                                                                                    ===========           ===========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                (Dollars in thousands)
                                                  Nine Months Ended                Three Months Ended
                                                    September 30,                     September 30,
                                                1996            1995              1996             1995

SERVICE INCOME .......................     $   321,077      $   295,570      $   107,577      $   101,263
                                           -----------      -----------      -----------      -----------

COSTS AND EXPENSES
   Operating .........................         138,333          127,945           46,259           43,767
   Selling, general and administrative          63,569           59,857           21,626           20,216
   Depreciation and amortization .....          77,187           73,086           24,210           26,496
                                           -----------      -----------      -----------      -----------
                                               279,089          260,888           92,095           90,479
                                           -----------      -----------      -----------      -----------

OPERATING INCOME .....................          41,988           34,682           15,482           10,784

INVESTMENT (INCOME) EXPENSE
   Interest expense ..................          12,474           11,927            4,143            4,092
   Investment income and other .......            (224)             (69)             (57)             (16)
                                           -----------      -----------      -----------      -----------
                                                12,250           11,858            4,086            4,076
                                           -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE .....          29,738           22,824           11,396            6,708

INCOME TAX EXPENSE ...................          15,508           10,990            5,688            3,349
                                           -----------      -----------      -----------      -----------
NET INCOME ...........................          14,230           11,834            5,708            3,359

ACCUMULATED DEFICIT

   Beginning of period ...............      (1,128,642)      (1,144,253)      (1,120,120)      (1,135,778)
                                           -----------      -----------      -----------      -----------
   End of period .....................     ($1,114,412)     ($1,132,419)     ($1,114,412)     ($1,132,419)
                                           ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          (Dollars in thousands)
                                                                      Nine Months Ended September 30,
                                                                          1996            1995
OPERATING ACTIVITIES
   Net income ....................................................     $  14,230      $  11,834
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization ...............................        77,187         73,086
     Non-cash interest expense ...................................         1,847          1,790
     Deferred income tax expense (benefit) .......................        14,008         (3,199)
                                                                       ---------      ---------
                                                                         107,272         83,511
     Decrease (increase) in accounts receivable, prepaid charges
       and other and other assets ................................           450         (3,942)
     (Decrease) increase in accounts payable and accrued expenses,
       accrued interest and other liabilities ....................       (10,856)         2,329
                                                                       ---------      ---------

         Net cash provided by operating activities ...............        96,866         81,898
                                                                       ---------      ---------

FINANCING ACTIVITIES
   Net transactions with affiliates ..............................       (38,088)       (26,744)
                                                                       ---------      ---------

         Net cash used in financing activities ...................       (38,088)       (26,744)
                                                                       ---------      ---------

INVESTING ACTIVITIES
   Additions to property and equipment and other .................       (61,915)       (60,119)
   Receipts on Finance Sub securities ............................         3,033          4,598
                                                                       ---------      ---------

         Net cash used in investing activities ...................       (58,882)       (55,521)
                                                                       ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS ............................          (104)          (367)

CASH AND CASH EQUIVALENTS, beginning of period ...................         1,386          1,329
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, end of period .........................     $   1,282      $     962
                                                                       =========      =========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Storer Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of operating results for the full year.

2.   INVESTMENT

     As of September 30, 1996 and December 31, 1995, the Company holds an unrestricted equity investment in Turner Broadcasting System, Inc. ("TBS"). This investment, which was classified as available for sale, was recorded at its estimated fair value of $19.5 million and $17.9 million, respectively, based on the quoted market prices as of such dates. The unrealized gain on this investment of $16.5 million and $14.9 million as of September 30, 1996 and December 31, 1995, respectively, has been reported in the Company's condensed consolidated balance sheet as an increase in stockholder's equity, net of deferred income taxes of $5.8 million and $5.2 million, respectively.

     As a result of the merger of Time Warner, Inc. ("Time Warner") and TBS, which was consummated on October 10, 1996 (the "Merger Date"), the Company received approximately 552,000 shares of Time Warner common stock (the "Time Warner Stock") in exchange for all of the shares of TBS stock held by the Company as of the Merger Date. The closing market price of the Time Warner Stock on the Merger Date was $41.375 per share. The Company's investment in TBS had an historical cost of approximately $3.0 million.

3.   RELATED PARTY TRANSACTIONS

     The Company's programming costs, management fees (based on 6% of gross revenues) and certain administrative costs are charged to the Company by Comcast Corporation ("Comcast"), the Company's indirect parent, and its subsidiaries. These costs totaled $126.2 million, $114.1 million, $42.5 million and $38.6 million for the nine and three months ended September 30, 1996 and 1995, respectively, and are included in operating, selling, general and administrative expenses.

     Due from affiliates in the Company's condensed consolidated balance sheet primarily consists of cash transfers to the Company's parent under a cash management program, net of expenses charged to the Company by Comcast and its subsidiaries.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company recognized non-cash dividends on the preferred stock of Comcast Storer Finance Sub, Inc., an indirect wholly owned subsidiary of Comcast, of approximately $67.0 million and $57.2 million during the nine months ended September 30, 1996 and 1995, respectively. The preferred stock dividends recognized were credited to additional capital in the Company's condensed consolidated balance sheet.

5.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $3.7 million and $1.2 million of bill credits for such refunds, including interest, were given during the nine and three months ended September 30, 1996, respectively. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Developments of Business

As a result of the merger of Time Warner, Inc. ("Time Warner") and Turner Broadcasting System, Inc. ("TBS"), which was consummated on October 10, 1996 (the "Merger Date"), the Company received approximately 552,000 shares of Time Warner common stock (the "Time Warner Stock") in exchange for all of the shares of TBS stock held by the Company as of the Merger Date. The closing market price of the Time Warner Stock on the Merger Date was $41.375 per share. The Company's investment in TBS, which was classified as a long-term investment available for sale, had an historical cost of approximately $3.0 million.

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

Results of Operations

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1996 and 1995 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                      Nine Months Ended
                                                        September 30,          Increase
                                                      1996        1995        $         %
Service income ...............................     $  321.1    $  295.6   $  25.5      8.6%
Operating, selling, general and administrative
   expenses ..................................        201.9       187.8      14.1      7.5
                                                   --------    --------

Operating income before depreciation and
   amortization (a) ..........................        119.2       107.8      11.4     10.6
Depreciation and amortization ................         77.2        73.1       4.1      5.6
                                                   --------    --------

Operating income .............................         42.0        34.7       7.3     21.0
                                                   --------    --------

Interest expense .............................         12.5        11.9       0.6      5.0
Investment income and other ..................         (0.2)                  0.2      NM
Income tax expense ...........................         15.5        11.0       4.5     40.9
                                                   --------    --------

Net income ...................................     $   14.2    $   11.8   $   2.4     20.3%
                                                   ========    ========

------
(a) See footnote (1) on page 8.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                                    Three Months Ended
                                                       September 30,    Increase / (Decrease)
                                                     1996       1995        $         %
Service income ...............................     $  107.6   $  101.3   $  6.3       6.2%
Operating, selling, general and administrative
   expenses ..................................         67.9       64.0      3.9       6.1
                                                   --------    --------
Operating income before depreciation and
   amortization (1) ..........................         39.7       37.3      2.4       6.4
Depreciation and amortization ................         24.2       26.5     (2.3)     (8.7)
                                                   --------    --------
Operating income .............................         15.5       10.8      4.7      43.5
                                                   --------    --------
Interest expense .............................          4.1        4.1
Income tax expense ...........................          5.7        3.3      2.4      72.7
                                                   --------    --------

Net income ...................................     $    5.7   $    3.4   $  2.3      67.6%
                                                   ========    ========

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

Of the $25.5 million and $6.3 million increases in service income for the nine and three months periods from 1995 to 1996, $7.0 million and $2.2 million are attributable to subscriber growth, $17.2 million and $4.9 million relate to increases in rates and $1.3 million and ($800,000) relate to other product offerings.

Of the $14.1 million and $3.9 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1995 to 1996, $9.6 million and $3.5 million are attributable to increases in the cost of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $4.5 million and $400,000 result from increases in the cost of labor and other volume related expenses. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

The $4.1 million increase in depreciation and amortization expense for the nine month period from 1995 to 1996 is primarily due to the effects of the rebuild and upgrade, in certain areas, of the Company's cable plant. The $2.3 million decrease in depreciation and amortization expense for the three month period from 1995 to 1996 is primarily attributable to the timing of the rebuild and upgrade, in certain areas, of the Company's cable plant.

The $4.5 million and $2.4 million increases in income tax expense for the nine and three month periods from 1995 to 1996 are primarily attributable to the increases in income before income tax expense.

For the nine and three months ended September 30, 1996 and 1995, the Company's earnings before income tax expense and fixed charges (interest expense) of $42.2 million, $34.8 million, $15.5 million and $10.8 million, respectively, exceeded its fixed charges of $12.5 million, $11.9 million, $4.1 million and $4.1 million, respectively.

The Company believes that its operations are not materially affected by inflation.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the Federal Communications Commission ("FCC") adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided approximately $3.9 million in refunds, plus interest, being given in the form of bill credits, to approximately 490,000 of the Company's cable subscribers. Approximately $3.7 million and $1.2 million of bill credits for such refunds, including interest, were given during the nine and three months ended September 30, 1996, respectively. This FCC order resolved the Company's benchmark rate cases covering the period September 1993 through July 1994 and the Company's cost-of-service cases for CPSTs covering the period September 1993 through December 1995. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in certain of its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. The Company's management believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K - None.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STORER COMMUNICATIONS, INC.


                                         /s/ JOSEPH J. EUTENEUER
                                         -----------------------------------
                                         Joseph J. Euteneuer
                                         Vice President and Corporate Controller
                                         (Acting Principal Financial
                                         and Accounting Officer)


Date: November 13, 1996