Form 10-K
period 1996-12-31
STORER COMMUNICATIONS INC
filed 1997-03-28
CIK 94679

===============================================================================
                                    FORM 10-K
                           ___________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1996

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                          Commission file number 1-3872

                           STORER COMMUNICATIONS INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                    59-2638096
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    1500 Market Street, Philadelphia, PA                19102-2148
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                           ___________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      Name of Each Exchange
        Title of Each Class                            on Which Registered
10% Subordinated Debentures Due May 15, 2003         American Stock Exchange
                           ___________________________
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                           ___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes     __X__                                           No _____

                           ___________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                 [Not applicable]
                           ___________________________

The aggregate market value of voting stock held by non-affiliates of the Registrant is $0.

                           ___________________________

The number of shares of Registrant's common stock outstanding as of March 1, 1997 was 239.99.
                           ___________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

===============================================================================

                           STORER COMMUNICATIONS, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1

Item 2    Properties.........................................................11

Item 3    Legal Proceedings..................................................11

Item 4    Submission of Matters to a Vote of Security Holders.[Omitted]......11

                                     PART II

Item 5    Market for the Registrant's Common Equity and
               Related Stockholder Matters ..................................11

Item 6    Selected Financial Data............................................12

Item 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................13

Item 8    Financial Statements and Supplementary Data........................16

Item 9    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................29

                               PART III [Omitted]

Item 10   Directors and Executive Officers of the Registrant.................29

Item 11   Executive Compensation.............................................29

Item 12   Security Ownership of Certain Beneficial Owners
               and Management................................................29

Item 13   Certain Relationships and Related Transactions.....................29

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................29

SIGNATURES...................................................................31

                           ___________________________

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to acquire programming that customers will find attractive; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I
ITEM 1    BUSINESS

Storer Communications, Inc. and its subsidiaries (the "Company") is engaged in the development, management and operation of cable communications systems. The Company's consolidated cable operations served more than 980,000 subscribers and passed more than 1.42 million homes as of December 31, 1996, the majority of which are in the states of New Jersey, Florida and Connecticut. The Company is a Delaware corporation which was organized in 1985. The Company has its principal executive offices at 1500 Market Street, Philadelphia Pennsylvania, 19102-2148,
(215) 665-1700.

All of the equity securities of the Company are owned by Comcast Storer, Inc. ("CSI"), which is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"). Since Comcast is a reporting company under the Securities Exchange Act of 1934 and the Company meets the other conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, the Company is filing this form with the reduced disclosure format.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The only reportable business segment in which the Company is engaged in a material respect is the cable communications business, which involves the development, management and operation of cable communications systems. See the Company's consolidated financial statements for the amounts of revenue, operating profit, and identifiable assets attributable to this business segment.

                DESCRIPTION OF THE CABLE COMMUNICATIONS BUSINESS

General

A cable communications system receives signals by means of special antennae, microwave relay systems, earth stations and fiber optics. The system amplifies such signals, provides locally originated programs and ancillary services and distributes programs to subscribers through a fiber optic and coaxial cable system.

Cable communications systems generally offer subscribers the signals of all national television networks; local and distant independent, specialty and educational television stations; satellite-delivered non-broadcast channels; locally originated programs; educational programs; audio programming; electronic retailing and public service announcements. In addition, each of the Company's systems offer, for an extra monthly charge, one or more premium services ("Pay Cable") such as Home Box Office(R), Cinemax(R), Showtime(R), The Movie
Channel(TM) and Encore(R) which generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. Substantially all of the Company's systems offer pay-per-view services, which permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs. The Company has also started offering or is field testing other cable-based services including cable modems (see "Online Services"), video games and data transfer.

Cable communications systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, types of programming and provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act," and together with the 1984 Cable Act, the "Cable Acts") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), as well as Federal Communications Commission ("FCC"), state and local regulations (see "Legislation and Regulation").

The Company's franchises typically provide for periodic payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. Franchises are generally non-transferable without the consent of the governmental authority. Many of the Company's franchises were granted for an initial term of 15 years. Although franchises historically have been renewed and, under the Cable Acts, should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms, renewal may be more difficult as a result of the 1992 Cable Act and may include less favorable terms and conditions. Furthermore, the governmental authority may choose to award additional franchises to competing companies at any time (see "Competition" and "Legislation and Regulation"). In addition, under the 1996 Telecom Act, certain providers of programming services may be exempt from local franchising requirements.

Company's Systems

The table below sets forth a summary of Homes Passed and Cable Subscriber information for the Company's cable communications systems for the five years ended December 31, 1996:

                           1996     1995      1994       1993      1992
                                        (In thousands)
Homes Passed (1)          1,429     1,374     1,349     1,323     1,295

Cable Subscribers (2)       981       964       933       901       884

___________________________

(1) A home is deemed "passed" if it can be connected to the distribution system without further extension of the transmission lines.

(2) A dwelling with one or more television sets connected to a system is counted as one Cable Subscriber.

Revenue Sources

The Company's cable communications systems offer varying levels of service, depending primarily on their respective channel capacities. As of December 31, 1996, the majority of the Company's subscribers are served by systems that had the capacity to carry in excess of 60 channels.

Monthly service and equipment rates and related charges vary in accordance with the type of service selected by the subscriber. The Company may receive an additional monthly fee for Pay Cable service, the charge for which varies with the type and level of service selected by the subscriber. Additional charges are often imposed for installation services, commercial subscribers, program guides and other services. The Company also generates revenue from pay- per-view services, advertising sales and commissions from electronic retailing. Subscribers typically pay on a monthly basis and generally may discontinue services at any time (see "Legislation and Regulation").

Programming and Suppliers

The Company purchases substantially all of the programming which it distributes over its cable communications systems from CSI, which purchases all of its programming from Comcast. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and rate increases from CSI.

National manufacturers are the primary sources of supplies, equipment and materials utilized in the construction, rebuild and upgrade of the Company's cable communications systems. Construction, rebuild and upgrade costs for these systems have increased during recent years and are expected to continue to increase as a result of the need to construct increasingly complex systems, overall demand for labor and other factors.

The Company anticipates that its programming and construction, rebuild and upgrade costs will be significant in future periods. The amount of such costs will depend on numerous factors, many of which are beyond the Company's control. These factors include the effects of competition, whether a particular system has sufficient capacity to handle new product offerings including the offering of communications services and whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and other factors. Increases in such costs may be significant to the Company's financial position, results of operations and liquidity.

Competition

Cable communications systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to consumers, a greater variety of programming and other communications services than are available off-air or through other alternative delivery sources (see "Legislation and Regulation") and upon superior technical performance and customer service.

The 1996 Telecom Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers (see "Legislation and Regulation - The 1996 Telecom Act"). Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises (see "Legislation and Regulation"). Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs which provide video services. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

Cable communications systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems (see "Legislation and Regulation").
Well-financed businesses from outside the cable industry (such as public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services (see "Legislation and Regulation - The 1996 Telecom Act"). Competition from other video service providers exists in the areas served by the Company. In addition, LECs in various states either have announced plans or obtained local franchise authorizations to compete with the Company's cable communications systems in various areas.

The  availability  of  reasonably-priced  home  satellite  dish  earth  stations
("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Telecom Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services (see "Legislation and Regulation - The 1996 Telecom Act").

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Telecom Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to such private complexes, and the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area under certain circumstances. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering packages of telephony, data and video services to these private residential and commercial developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain.

The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, the direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. In 1990, Primestar Partners, L.P. ("Primestar"), a consortium comprised of cable operators, including Comcast and a satellite company, commenced operation of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. In January 1997, Primestar launched a replacement medium-power DBS satellite which will enable it to increase its capacity to approximately 160 channels. In addition, through one of its owners which is also a Primestar affiliate, Primestar has obtained the right to provide service over a high-power DBS satellite and, using video compression technology, intends initially to offer approximately 70 channels of video programming in the future. This programming is intended to be offered to existing cable subscribers as an addition to their cable service. DirecTV, which includes AT&T Corp. as an investor, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts. Several other major companies, including EchoStar Communications Corporation ("EchoStar") and American Sky Broadcasting ("ASkyB"), a joint venture between MCI Telecommunications Corporation and News Corp., have begun offering or are currently developing high-power DBS services. EchoStar has already commenced its domestic DBS service and offers approximately 120 channels of video programming. ASkyB is constructing satellites that reportedly, when operational, will provide approximately 200 channels of DBS service in the US. The recently announced plans of News Corp. to purchase an interest in EchoStar may, if consummated, create a more significant competitor to cable service providers, including the Company.

DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment costs and a lack of local programming, local service and equipment distribution. While DSS presents a competitive threat to cable, the Company currently is increasing channel capacity in many of its systems and upgrading its local customer service and technical support. Comcast is currently in the process of implementing regional customer service call centers. As of December 31, 1996, call centers in operation were servicing more than 75,000 of the Company's subscribers. These upgrades will enable the Company to introduce new premium channels, pay-per-view programming, interactive computer-based services and other communications services in order to enhance its ability to compete.

Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Several Regional Bell Operating Companies ("BOCs") have acquired significant interests in major MMDS companies operating in certain of the Company's cable service areas. Recent public announcements by Bell Atlantic Corporation ("Bell Atlantic"), a BOC operating in the northeastern US, indicate that plans to compete with the Company through the use of MMDS technology may be revised. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28-GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video services will have a material impact on its operations.

Other new technologies, including internet-based services, may become competitive with services that cable communications systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide Personal Communications Services ("PCS"). PCS will enable license holders, including cable operators, to provide voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

Legislation and Regulation

The Cable Acts and the 1996 Telecom Act amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. The FCC and state regulatory agencies are required to conduct numerous rulemaking and regulatory proceedings to implement the 1996 Telecom Act, and such proceedings may materially affect the cable communications industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable communications industry and a description of certain state and local laws.

The 1996 Telecom Act. The 1996 Telecom Act, the most comprehensive reform of the nation's telecommunications laws since the Communications Act, became effective in February 1996. Although the long-term goal of this act is to promote competition and decrease regulation of these industries, in the short-term, the law delegates to the FCC (and in some cases the states) broad new rulemaking authority. The 1996 Telecom Act deregulates rates for cable programming service tiers ("CPSTs") in March 1999 for large Multiple System Operators ("MSOs"), such as the Company, and immediately for certain small operators. Deregulation will occur sooner for systems in markets where comparable video services, other than DBS, are offered by the LECs, or their affiliates, or by third parties utilizing the LECs' facilities or where "effective competition" is established under the 1992 Cable Act. The 1996 Telecom Act also modifies the uniform rate provisions of the 1992 Cable Act by prohibiting regulation of non-predatory, bulk discount rates offered to subscribers in commercial and residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom Act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain CPSTs and requires the FCC to issue a final order within 90 days after receipt of CPST rate complaints filed by any franchising authority. The 1996 Telecom Act also modifies the existing statutory provisions governing cable system technical standards, equipment compatibility, subscriber notice requirements and program access, permits certain operators to include losses incurred prior to September 1992 in setting regulated rates and repeals the three-year anti-trafficking prohibition adopted in the 1992 Cable Act. FCC regulations implementing the 1996 Telecom Act preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user.

The 1996 Telecom Act eliminates the requirement that LECs obtain FCC approval under Section 214 of the Communications Act before providing video services in their telephone service areas and removes the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors and satisfying certain other requirements. Under limited circumstances, cable operators also may elect to offer services through open video systems. The 1996 Telecom Act also prohibits a LEC from acquiring a cable operator in its telephone service area except in limited circumstances. The 1996 Telecom Act removes barriers to entry in the local telephone exchange market by preempting state and local laws that restrict competition and by requiring all LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies.

The 1996 Telecom Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" material to minors. Several special three-judge federal district courts have issued preliminary injunctions enjoining the enforcement of these provisions as unconstitutional to the extent they regulate the transmission of indecent material. The United States ("US") Supreme Court recently announced that it would review one of these decisions. In accordance with the 1996 Telecom Act, the television industry recently adopted a voluntary ratings system for violent and indecent video programming. The 1996 Telecom Act also requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating.

Rate Regulation. The 1992 Cable Act authorized rate regulation for cable communications services and equipment in communities that are not subject to "effective competition," as defined by federal law. Most cable communications systems are now subject to rate regulation for basic cable service and equipment by local officials under the oversight of the FCC, which has prescribed detailed criteria for such rate regulation. The 1992 Cable Act also requires the FCC to resolve complaints about rates for CPSTs (other than programming offered on a per channel or per program basis, which programming is not subject to rate regulation) and to reduce any such rates found to be unreasonable. The 1996 Telecom Act provides for rate deregulation of CPSTs by March 1999 (see "The 1996 Telecom Act").

FCC regulations, which became effective in September 1993, govern rates that may be charged to subscribers for basic cable service and certain CPSTs (together, the "Regulated Services"). The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using a cost-of-service methodology. In 1994, the FCC's benchmark regulations required operators to implement rate reductions for Regulated Services of up to 17% of the rates for such services in effect on September 30, 1992, adjusted for inflation, programming modifications, equipment costs and increases in certain operating costs. In July 1994, the Company reduced rates for Regulated Services in its cable systems where it had not submitted cost-of- service showings to comply with the FCC's regulations. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in the number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

Franchising authorities are empowered to regulate the rates charged for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

Cable operators required to reduce rates may also be required to refund overcharges with interest. Rate reductions will not be required where a cable operator can demonstrate that existing rates for Regulated Services are reasonable using the FCC's cost-of-service rate regulations which require, among other things, the exclusion of 34% of system acquisition costs related to intangible and tangible assets used to provide Regulated Services. The FCC's cost-of- service regulations contain a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but the FCC has initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return.

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for CPSTs which provided $3.9 million in refunds, plus interest, given in the form of bill credits during 1996, to 490,000 of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

"Anti-Buy Through" Provisions. The 1992 Cable Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods, if deemed necessary. Many of the Company's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low-power television stations carried by such systems after October 1993. The US Supreme Court is currently reviewing the constitutional validity of the 1992 Cable Act's mandatory signal carriage requirements. The Company cannot predict the ultimate outcome of this litigation. Pending action by the US Supreme Court, the mandatory broadcast signal carriage requirements remain in effect.

Designated Channels. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The US Supreme Court recently held parts of the 1992 Cable Act regulating "indecent" programming on local access channels to be unconstitutional, but upheld the statutory right of cable operators to prohibit or limit the provision of "indecent" programming on commercial leased access channels.

Franchise Procedures. The 1984 Cable Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Cable Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January, 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Telecom Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

The Cable Acts also provide that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Acts limit the payment of franchise fees to 5% of revenues derived from cable operations and permit the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for periodic payment of fees to franchising authorities of 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. The 1996 Telecom Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

The 1984 Cable Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process which could make it easier for a franchising authority to deny renewal. Moreover, even if the franchise is renewed, the franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service. As such, the Company anticipates that its future franchise renewal prospects generally will be favorable.

Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single cable operator and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the US Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

Ownership Limitations. Pursuant to the 1992 Cable Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Telecom Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast-cable ownership restrictions to determine if they are necessary in the public interest. Pursuant to the mandate of the 1996 Telecom Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

LEC Ownership of Cable Systems. The 1996 Telecom Act makes far-reaching changes in the regulation of LECs that provide cable services. The new law eliminates federal legal barriers to competition in the local telephone and cable communications businesses, preempts legal barriers to competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers (see "The 1996 Telecom Act"). The 1996 Telecom Act generally limits acquisitions and prohibits certain joint ventures between LECs and cable operators in the same market. The FCC adopted regulations implementing the 1996 Telecom Act requirement that LECs open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. Numerous parties have appealed these regulations. The appeals have been consolidated and will be reviewed by the US Court of Appeals for the Eighth Circuit, which has stayed the FCC's pricing and nondiscrimination regulations. The ultimate outcome of these rulemakings, and the ultimate impact of the 1996 Telecom Act or any final regulations adopted pursuant to the new law on the Company or its businesses cannot be determined at this time.

Pole Attachment. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, as is the case in certain states in which the Company operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Telecom Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. Additionally, within two years of enactment of the 1996 Telecom Act, the FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Telecom Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations.

Other Statutory Provisions. The 1992 Cable Act, the 1996 Telecom Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and requires such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

Other FCC Regulations. The FCC has numerous rulemaking proceedings pending that will implement various provisions of the 1996 Telecom Act; it also has adopted regulations implementing various provisions of the 1992 Cable Act and the 1996 Telecom Act that are the subject of petitions requesting reconsideration of various aspects of its rulemaking proceedings. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, origination cablecasting and sponsorship identification, antenna structure notification, marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and DBS implementation. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of communications services.

Copyright. Cable communications systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, ASCAP and BMI. In October 1989, the special rate court of the US District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court recently established a special rate court for BMI. BMI and cable industry representatives recently concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. The Company's settlement with BMI did not have a significant impact on the Company's financial position, results of operations or liquidity. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Company's financial position, results of operations or liquidity.

State and Local Regulation. Because a cable communications system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable communications systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable communications systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable communications systems are continuing and can be expected to increase. To date, those states in which the Company operates that have enacted such state level regulation are Connecticut, New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable communications systems operate. Neither the outcome of these proceedings nor their impact upon the cable communications industry or the Company can be predicted at this time.

Online Services

In December 1996, the Company began marketing high-speed cable modem services in areas served by one of its cable systems. High-speed cable modems are capable of providing access to online information, including the Internet, at much faster speeds than that of conventional or Integrated Service Digital Network ("ISDN") modems. In August 1996, Comcast invested in the At Home Corporation ("@Home"), which offers a network that distributes high-speed interactive content over the cable industry's hybrid-fiber coaxial distribution architecture. The Company's @Home package includes a high-speed cable modem; 24-hour-a-day unlimited access to the Internet; electronic mail and chat; an Internet guide designed by @Home, featuring a menu of local community content, in addition to the vast Internet content already available. @Home is owned by Comcast, Tele-Communications, Inc., Cox Communications, Inc. and Kleiner Perkins Caufield & Byers. The Company expects to expand the marketing of such services in selected cable systems during 1997. The Company anticipates that competition in the online services area will be significant. Competitors in this area include LECs, long distance carriers and others, many of whom have more substantial resources than the Company.

                                    EMPLOYEES

As of December 31, 1996, the Company had 1,400 employees. The Company believes that its relationships with its employees are good.

ITEM 2    PROPERTIES

The principal physical assets of a cable communications system consist of a central receiving apparatus, distribution cables, converters and local business offices. The Company owns or leases the receiving and distribution equipment of each system and owns or leases parcels of real property for the receiving sites and local business offices. The physical components of cable communications systems require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. A significant number of the Company's systems will be upgraded or rebuilt over the next several years.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for this item is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

Absence of Trading Market

The common stock of the Company is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holders

The common stock of the Company, $.01 par value, is owned by CSI.

Dividends

The holder of the Company's common stock has the right to receive dividends when and as declared by the Board of Directors of the Company out of legally available assets.

ITEM 6    SELECTED FINANCIAL DATA

                                                                         Year Ended December 31,
                                              1996(1)          1995(1)           1994(1)          1993(2)           1992(2)
                                                                         (Dollars in thousands)
Statement of Operations Data:
Service income........................      $434,688          $399,283         $345,392          $366,531         $625,039

Operating income......................        58,085            49,844            9,573            26,280          108,762

Income (loss) before extraordinary
     item and cumulative effect of
     accounting changes...............        32,670            15,611          (10,897)          (14,561)        (103,560)

Extraordinary item (3)................                                                                            (104,593)

Cumulative effect of
     accounting changes...............                                                             (3,160)

Net income (loss).....................        32,670            15,611          (10,897)          (17,721)        (208,153)

Net income (loss) attributable to
     common stockholders..............        32,670            15,611          (10,897)          (17,721)        (377,501)

Balance Sheet Data:

At year end:
     Total assets.....................     1,918,919         1,845,056        1,760,495         1,739,063        1,731,911
     Debt.............................       126,609           124,615          123,909           156,709          192,881
     Stockholder's equity.............     1,233,635         1,174,588        1,115,352         1,081,899        1,055,092

Supplementary Financial Data:

Operating income before
     depreciation and
     amortization (4).................       163,051           146,760          106,434           132,013          299,846

Net cash provided by
     operating activities (5).........       133,699           125,357          105,023           111,110          153,394
---------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of events which affect the comparability of the information reflected in the above selected financial data.
(2) Comparability of the information presented for the years ended December 31, 1993 and 1992 is affected by the split-off of the Company between Comcast and the Company's other shareholder (the "Split-off") in December 1992.
(3) Represents a one-time charge, net of tax, resulting from the extinguishment of debt in connection with the Split- off.
(4) "Operating income before depreciation and amortization" is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(5) Represents net cash provided by operating activities as presented in the Company's consolidated statement of cash flows.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's business is capital intensive and continually requires cash for development and expansion. The Company has historically met its cash needs through its cash and cash equivalents and cash flows from operating activities as well as interest and principal received on certain securities issued by Comcast Storer Finance Sub, Inc., an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), to the Company (the "Finance Sub Securities").

The Company maintains cash and cash equivalents to meet its short-term needs. As of December 31, 1996 and 1995, cash and cash equivalents were $1.4 million.

In October 1996, the Company received 552,014 shares of Time Warner, Inc. ("Time Warner") common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS. As a result of the Exchange, the Company recognized a gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $3.0 million and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million.

The due from affiliates in the Company's consolidated balance sheet consists primarily of cash transfers to Comcast Storer, Inc., the Company's parent and a wholly owned subsidiary of Comcast, under a cash management program, net of expenses charged to the Company by Comcast and its subsidiaries.

It is anticipated that, during 1997, the Company will incur approximately $130 million of capital expenditures, including upgrading and rebuilding of certain of the Company's cable communications systems. The amount of such capital expenditures for years subsequent to 1997 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable system upgrade, whether a particular cable system has sufficient capacity to handle new product offerings including the offering of cable modem, cable telephony and telecommunications services and whether and to what extent the Company will be able to recover its investment under Federal Communications Commission ("FCC") rate guidelines and other factors. The Company, however, anticipates capital expenditures for years subsequent to 1997 will continue to be significant. As of December 31, 1996, the Company does not have any significant contractual obligations for capital expenditures.

The principal amount of the 10% Subordinated Debentures due 2003 of $139.3 million matures in May 2003. The provision for mandatory annual sinking fund payments of $17.3 million has been satisfied through 1997.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements through its cash flows from operating activities, existing cash and cash equivalents, interest and principal received on the Finance Sub Securities, amounts due from affiliates and other external financing.

Results of Operations

Summarized consolidated financial information for the Company for the three years ended December 31, 1996, 1995 and 1994 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                            Year Ended
                                                            December 31,                        Increase
                                                       1996             1995               $                 %
Service income                                        $434.7           $399.3            $35.4             8.9%
Operating, selling, general and administrative
   expenses                                            271.6            252.5             19.1             7.6
                                                      ------           ------
Operating income before depreciation and
   amortization (1)                                    163.1            146.8             16.3            11.1
Depreciation and amortization                          105.0             97.0              8.0             8.2
                                                      ------           ------
Operating income                                        58.1             49.8              8.3            16.7
                                                      ------           ------
Interest expense                                        16.7             16.1              0.6             3.7
Investment income and other                            (20.2)            (0.3)            19.9              NM
Income tax expense                                      28.9             18.4             10.5            57.1
                                                      ------           ------
Net income                                             $32.7            $15.6            $17.1           109.6%
                                                      ======           ======


                                                            Year Ended
                                                            December 31,                  Increase/(Decrease)
                                                       1995             1994               $                 %
Service income                                        $399.3           $345.4            $53.9            15.6%
Operating, selling, general and administrative
   expenses                                            252.5            239.0             13.5             5.6
                                                      ------           ------
Operating income before depreciation and
   amortization (1)                                    146.8            106.4             40.4            38.0
Depreciation and amortization                           97.0             96.8              0.2             0.2
                                                      ------           ------
Operating income                                        49.8              9.6             40.2              NM
                                                      ------           ------
Interest expense                                        16.1             20.6             (4.5)          (21.8)
Investment income and other                             (0.3)            (0.4)            (0.1)          (25.0)
Income tax expense                                      18.4              0.3             18.1              NM
                                                      ------           ------
Net income (loss)                                      $15.6           ($10.9)           $26.5              NM
                                                      ======           ======

------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Of the $35.4 million increase in service income from 1995 to 1996, $8.9 million is attributable to subscriber growth, $24.4 million relates to changes in rates, which includes the change in the estimated effects of cable rate regulation, and $2.1 million relates to growth in other product offerings. Of the $53.9 million increase in service income from 1994 to 1995, $12.1 million is attributable to subscriber growth, $34.5 million relates to changes in rates, which includes the change in the estimated effects of cable rate regulation, $4.6 million results from growth in cable advertising sales and $2.7 million relates to growth in other product offerings.

Of the $19.1 million increase in operating, selling, general and administrative expenses from 1995 to 1996, $11.6 million is attributable to increases in the costs of programming as a result of subscriber growth, additional channel offerings and changes in rates and the remaining $7.5 million results from increases in the cost of labor and other volume related expenses and a favorable property tax ruling in one of the Company's cable communications systems in 1995. Of the $13.5 million increase in operating, selling, general and administrative expenses from 1994 to 1995, $9.0 million is attributable to increases in the costs of programming as a result of subscriber growth, additional channel offerings and changes in rates, $2.4 million is attributable to increases in expenses associated with the growth in cable advertising sales and $2.1 million results from increases in the cost of labor and other volume related expenses, partially offset by the effects of a favorable property tax ruling in one of the Company's cable communications systems. It is anticipated that the Company's cost of programming will increase in the future as programming rates increase and additional sources of programming become available.

The increases in depreciation and amortization expense of $8.0 million and $0.2 million from 1995 to 1996 and 1994 to 1995, respectively, are due to the effects of capital expenditures and the effects of asset disposals, including losses thereon, primarily relating to rebuilds and upgrades in certain of the Company's cable communications systems.

The decrease in interest expense of $4.5 million from 1994 to 1995 was due to lower levels of debt outstanding beginning in 1994.

The increase in investment income and other of $19.9 million from 1995 to 1996 is primarily attributable to the gain on the Exchange recognized in the fourth quarter of 1996.

The increases in income tax expense from 1995 to 1996 and 1994 to 1995 principally result from increases in the Company's income before income tax expense.

For the years ended December 31, 1996, 1995 and 1994, the Company's earnings before income tax expense and fixed charges (interest expense) were $78.2 million, $50.1 million and $10.0 million, respectively. These earnings were adequate to cover the Company's fixed charges of $16.7 million and $16.1 million in 1996 and 1995, respectively. These earnings were not adequate to cover the Company's fixed charges of $20.5 million in 1994. The inadequacy of earnings to cover fixed charges in 1994 is primarily due to substantial non-cash charges to earnings for depreciation and amortization of $96.9 million. Fixed charges include non-cash interest expense of $2.5 million, $2.4 million and $6.6 million in 1996, 1995 and 1994, respectively.

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $3.9 million in refunds, plus interest, given in the form of bill credits during 1996, to 490,000 of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Storer Communications, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Storer Communications, Inc. (an indirect wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Storer Communications, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 1997

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

                                                                                       December 31,
                                                                              1996                      1995
ASSETS
   Cash and cash equivalents......................................           $1,435                    $1,386
   Accounts receivable, less allowance for
     doubtful accounts of $2,552 and $2,605.......................           15,007                    14,737
   Prepaid charges and other......................................            5,689                     3,701

   Property and equipment.........................................          643,540                   601,456
     Accumulated depreciation.....................................         (285,206)                 (259,870)
                                                                         ----------                ----------
     Property and equipment, net..................................          358,334                   341,586
                                                                         ----------                ----------


   Deferred charges
     Franchise acquisition costs..................................        1,008,683                 1,004,834
     Excess of cost over net assets acquired and other............          557,894                   557,769
                                                                         ----------                ----------
                                                                          1,566,577                 1,562,603
     Accumulated amortization ....................................         (358,103)                 (315,755)
                                                                         ----------                ----------
     Deferred charges, net........................................        1,208,474                 1,246,848
                                                                         ----------                ----------

   Due from affiliates............................................          304,853                   215,013
   Investment.....................................................           20,701                    17,941
   Other assets...................................................            4,426                     3,844
                                                                         ----------                ----------
                                                                         $1,918,919                $1,845,056
                                                                         ==========                ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and accrued expenses..........................          $56,615                   $54,310
   Accrued interest...............................................            1,748                     1,749
   Other liabilities..............................................           20,766                    33,136
   Debt...........................................................          126,609                   124,615
   Deferred income taxes..........................................          479,546                   456,658
                                                                         ----------                ----------
                  Total liabilities...............................          685,284                   670,468
                                                                         ----------                ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $.01 par value - authorized, 10,000
     shares; issued and outstanding, 239.99 shares................
   Additional capital.............................................        3,019,227                 2,923,635
   Accumulated deficit............................................       (1,095,972)               (1,128,642)
   Unrealized (loss) gain on marketable securities................           (1,390)                    9,707
   Finance Sub securities.........................................         (688,230)                 (630,112)
                                                                         ----------                ----------
                  Total stockholder's equity......................        1,233,635                 1,174,588
                                                                         ----------                ----------

                                                                         $1,918,919                $1,845,056
                                                                         ==========                ==========

See notes to consolidated financial statements.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)

                                                                             Year Ended December 31,
                                                                     1996             1995              1994

SERVICE INCOME............................................        $434,688          $399,283         $345,392
                                                                  --------          --------         --------

COSTS AND EXPENSES
   Operating .............................................         184,955           171,992          162,810
   Selling, general and administrative....................          86,682            80,531           76,148
   Depreciation and amortization..........................         104,966            96,916           96,861
                                                                  --------          --------         --------
                                                                   376,603           349,439          335,819
                                                                  --------          --------         --------

OPERATING INCOME..........................................          58,085            49,844            9,573

OTHER (INCOME) EXPENSE
   Interest expense.......................................          16,650            16,060           20,532
   Investment income and other............................         (20,156)             (270)            (381)
                                                                  --------          --------         --------
                                                                    (3,506)           15,790           20,151
                                                                  --------          --------         --------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE...................          61,591            34,054          (10,578)

INCOME TAX EXPENSE........................................          28,921            18,443              319
                                                                  --------          --------         --------

NET INCOME (LOSS).........................................         $32,670           $15,611         ($10,897)
                                                                  ========          ========         ========



See notes to consolidated financial statements.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                             Year Ended December 31,
                                                                     1996             1995              1994
OPERATING ACTIVITIES
   Net income (loss)......................................         $32,670           $15,611         ($10,897)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization........................         104,966            96,916           96,861
     Non-cash interest expense............................           2,496             2,440            6,600
     Gain on investment...................................         (19,832)
     Deferred income tax expense (benefit)................          26,807            17,151           (1,184)
                                                                   -------           -------          -------

                                                                   147,107           132,118           91,380
     Increase in accounts receivable,
       prepaid charges and other and other assets.........          (2,840)           (8,351)          (2,184)
     (Decrease) increase in accounts payable and accrued
       expenses, accrued interest and other liabilities...         (10,568)            1,590           15,827
                                                                   -------           -------          -------

         Net cash provided by operating activities........         133,699           125,357          105,023
                                                                   -------           -------          -------
FINANCING ACTIVITIES
   Repayment of debt......................................                            (1,192)         (39,034)
   Net transactions with affiliates.......................         (89,840)          (89,339)         (45,917)
                                                                   -------           -------          -------

         Net cash used in financing activities............         (89,840)          (90,531)         (84,951)
                                                                   -------           -------          -------

INVESTING ACTIVITIES
   Receipts on Finance Sub securities.....................           6,033             8,822            8,082
   Redemption of Finance Sub debt securities..............          33,497            33,497           33,747
   Capital expenditures and other.........................         (83,340)          (77,088)         (63,071)
                                                                   -------           -------          -------

         Net cash used in investing activities............         (43,810)          (34,769)         (21,242)
                                                                   -------           -------          -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........              49                57           (1,170)

CASH AND CASH EQUIVALENTS, beginning of year..............           1,386             1,329            2,499
                                                                   -------           -------          -------

CASH AND CASH EQUIVALENTS, end of year....................          $1,435            $1,386           $1,329
                                                                   =======           =======          =======

See notes to consolidated financial statements.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Dollars in thousands)

                                                                            Unrealized
                                                                            (Loss) Gain    Finance
                                                 Additional  Accumulated   on Marketable     Sub
                                                   Capital     Deficit       Securities   Securities     Total
BALANCE, JANUARY 1, 1994                        $2,767,225  ($1,133,356)    $            ($551,970) $1,081,899

   Net loss                                                     (10,897)                               (10,897)
   Earnings on Finance Sub securities               75,245                                 (75,245)
   Income taxes on earnings of
     Finance Sub securities                         (2,868)                                             (2,868)
   Payments received on Finance Sub
     debt securities                                                                        41,829      41,829
   Unrealized gain on marketable securities,
     net of deferred taxes of $2,902                                             5,389                   5,389
                                                ----------  -----------        -------   ---------  ----------


BALANCE, DECEMBER 31, 1994                       2,839,602   (1,144,253)         5,389    (585,386)  1,115,352

   Net income                                                    15,611                                 15,611
   Earnings on Finance Sub securities               87,045                                 (87,045)
   Income taxes on earnings of
     Finance Sub securities                         (3,012)                                             (3,012)
   Payments received on Finance Sub
     debt securities                                                                        42,319      42,319
   Unrealized gain on marketable securities,
     net of deferred taxes of $2,325                                             4,318                   4,318
                                                ----------  -----------        -------   ---------  ----------


BALANCE, DECEMBER 31, 1995                       2,923,635   (1,128,642)         9,707    (630,112)  1,174,588

   Net income                                                    32,670                                 32,670
   Earnings on Finance Sub securities               97,648                                 (97,648)
   Income taxes on earnings of
     Finance Sub securities                         (2,056)                                             (2,056)
   Payments received on Finance Sub
     debt securities                                                                        39,530      39,530
   Unrealized loss on marketable securities,
     net of deferred taxes of ($5,975)                                         (11,097)                (11,097)
                                                ----------  -----------        -------   ---------  ----------

BALANCE, DECEMBER 31, 1996                      $3,019,227  ($1,095,972)       ($1,390)  ($688,230) $1,233,635
                                                ==========  ===========        =======   =========  ==========

See notes to consolidated financial statements.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   BUSINESS

     Storer Communications, Inc. and its subsidiaries (the "Company") is engaged in the development, management and operation of cable communications systems. The Company's consolidated cable operations served more than 980,000 subscribers and passed more than 1.42 million homes as of December 31, 1996, the majority of which are in the states of New Jersey, Florida and Connecticut. The Company is a wholly owned subsidiary of Comcast Storer, Inc. ("CSI"), which is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair value of the due from affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents
     Cash equivalents consist of certificates of deposit with a maturity of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Investments
     The Company's unrestricted publicly traded investment is classified as available for sale and is recorded at its fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of stockholder's equity.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

                  Buildings                               20 - 40 years
                  Operating facilities                     5 - 20 years
                  Other equipment                          2 - 10 years

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Deferred Charges
     Franchise acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of up to 40 years. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over an estimated useful life of 40 years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting service to customers who are delinquent.

     Finance Sub Securities
     Securities issued by Comcast Storer Finance Sub, Inc. ("Comcast Finance Sub" and such securities are referred to herein as the "Finance Sub Securities") held by the Company are presented in the consolidated balance sheet as a deduction from stockholder's equity due to their related party nature. The investment in the Finance Sub Securities is increased by interest and dividends due under the terms of the securities and reduced by cash payments of interest, dividends or principal. Interest and dividends due under the terms of the securities, net of any related income taxes, have been recorded as an increase in additional capital.

     Postretirement and Postemployment Benefits
     The estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, are accrued and recorded as a charge to operations during the years the employees provide services.

     The Company has agreements with certain former key executives that provide for supplemental retirement benefits in addition to those provided under the Company's former pension plan. The actuarial present value of benefits payable under these agreements has been accrued.

     Investment Income
     Investment income includes interest income and gains, net of losses, on the sale of marketable securities. Gross realized gains and losses are recognized using the specific identification method.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1996.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

3.   INVESTMENT

     In October 1996, the Company received 552,014 shares of Time Warner, Inc. ("Time Warner") common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS. As a result of the Exchange, the Company recognized a gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $3.0 million and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. As of December 31, 1996, the shares of Time Warner Stock held by the Company were recorded at fair value of $20.7 million. The unrealized loss on this investment of $2.1 million has been reported in the Company's 1996 consolidated balance sheet as a decrease in stockholder's equity, net of deferred income tax benefit of $0.7 million. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million.

     As of December 31, 1995, the Company's investment in the TBS Stock, classified as available for sale, was recorded at its estimated fair value of $17.9 million, based on the quoted market price at such date. The unrealized gain on this investment of $14.9 million has been reported in the Company's 1995 consolidated balance sheet as an increase in stockholder's equity, net of deferred income taxes of $5.2 million.

4.   DEBT

     The Company's debt consists of its 10% subordinated debentures due 2003 (the "10% Debentures"), which are recorded net of unamortized discount of $12.7 million and $14.7 million as of December 31, 1996 and 1995, respectively. The principal amount of the 10% Debentures of $139.3 million matures in May 2003. The provision for mandatory annual sinking fund payments of $17.3 million has been satisfied through 1997. The 10% Debentures are subject to redemption at the option of the Company, at par, and are junior in right to the Company's guarantee of certain debt of CSI (the "CSI Debt").

     The Company has guaranteed, on a joint and several basis with Comcast Finance Sub, $1.2 billion of CSI debt as of December 31, 1996. The common stock of the Company and Comcast Finance Sub has been pledged to secure the CSI Debt. The $1.0 billion bank debt portion of the CSI Debt has a final maturity in 2001 and the remaining $200.0 million matures in 2002. The agreements covering the CSI Debt restrict CSI's ability to incur additional indebtedness and to make certain payments including dividends, as well as providing for the maintenance of certain interest coverage and debt service ratios.

     The Company's debt had estimated fair values of $138.3 million and $137.3 million as of December 31, 1996 and 1995, respectively. The estimated fair value of the Company's debt is based on the quoted market prices for that debt.

5.   FINANCE SUB SECURITIES

     Comcast Finance Sub has issued to the Company $250.0 million Floating Rate Senior Notes due 1998 (the "Floating Rate Senior Notes") and $175.0 million Compounding Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), exchangeable into Junior Subordinated Debentures due 2003 (the "Junior Subordinated Debentures").

     The Company has waived permanently any breach of the terms of the Floating Rate Senior Notes resulting from any debt financing transaction by Comcast Finance Sub. All terms and conditions of the Floating Rate Senior Notes may be amended by agreement between the Company and Comcast Finance Sub. As of December 31, 1996, the Company holds $688.2 million of the Finance Sub Securities, including $56.6 million of Floating Rate

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Senior Notes and $631.6 million of Exchangeable Preferred Stock. The Finance Sub Securities are unsecured obligations of Comcast Finance Sub and are not guaranteed by Comcast, any of its subsidiaries or any other person.

     The interest rate on the Floating Rate Senior Notes as of December 31, 1996 and 1995 was 6.69% and 6.75%, respectively. At the option of Comcast Finance Sub, the interest rate is a marginal rate based upon its ratio of senior funded debt to operating cash flow plus an interest rate based on the published prime rate, Federal Funds rate, Eurodollar rate or CD rate in effect at the time of the calculation. The Floating Rate Senior Notes are due on November 1, 1998 with provision for annual mandatory redemptions of 16.7% of the original principal amount which commenced on November 1, 1993 and may be redeemed in whole or in part at any time at par plus accrued interest.

     The Exchangeable Preferred Stock of Comcast Finance Sub consists of shares of 17% Compounding Cumulative Exchangeable Preferred Stock with a par value of $.01 per share. Dividends accumulate and compound annually from November 2, 1988 and are payable when declared by the Board of Directors. The Exchangeable Preferred Stock has no voting rights except in certain instances with respect to dividends in arrears. If dividends payable after November 2, 1993 are in arrears and unpaid in an aggregate amount equal to or exceeding the amount of dividends payable thereon for six quarterly periods, holders of the Exchangeable Preferred Stock shall have the right to elect two directors to the board of Comcast Finance Sub.

     The Exchangeable Preferred Stock is exchangeable, in whole or in part, at the option of Comcast Finance Sub. Preferred shares are exchangeable for Junior Subordinated Debentures at the liquidation value plus any cumulative unpaid dividends. The Junior Subordinated Debentures would also bear interest at 17% and would be subject to the same redemption and maturity date and amounts as the Exchangeable Preferred Stock.

     The Exchangeable Preferred Stock is redeemable upon payment of a premium of 17% which reduces annually at the rate of 1.7% through 2003. All terms and conditions of the Exchangeable Preferred Stock may be amended by agreement between the Company and Comcast Finance Sub.

     The carrying value of the Floating Rate Senior Notes approximates fair value due to the floating rate nature of these instruments. A reasonable estimate of fair value of the Exchangeable Preferred Stock is not practicable to obtain because of the related party nature of these securities and the lack of quoted market prices.

6.   RELATED PARTY TRANSACTIONS

     The Company's programming costs, management fees (based on 6% of gross revenues) and certain administrative costs are charged to the Company by Comcast and its subsidiaries. These costs totaled $167.4 million, $153.0 million and $140.7 million in 1996, 1995 and 1994, respectively, and are included in operating, selling, general and administrative expenses.

     The due from affiliates in the Company's consolidated balance sheet primarily consists of cash transfers to CSI under a cash management program, net of expenses charged to the Company by Comcast and its subsidiaries.

7.   INCOME TAXES

     The Company joins with Comcast in filing a consolidated federal income tax return. Comcast allocates income tax expense or benefit to the Company as if the Company was filing a separate federal income tax return. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Income tax expense consists of the following components:

                                                                            Year Ended December 31,
                                                                    1996             1995              1994
                                                                            (Dollars in thousands)
         Current expense
         State............................................          $2,114            $1,292           $1,503
                                                                   -------           -------          -------
                                                                     2,114             1,292            1,503
                                                                   -------           -------          -------
         Deferred expense (benefit)
         Federal..........................................          24,266            15,069              816
         State............................................           2,541             2,082           (2,000)
                                                                   -------           -------          -------
                                                                    26,807            17,151           (1,184)
                                                                   -------           -------          -------

         Income tax expense...............................         $28,921           $18,443             $319
                                                                   =======           =======          =======


     The tax effect of the earnings on the Finance Sub securities has been recorded as a direct charge to additional capital.

     The effective income tax expense of the Company differs from the statutory amount because of the effect of the following items:

                                                                            Year Ended December 31,
                                                                    1996             1995              1994
                                                                            (Dollars in thousands)

         Federal tax at statutory rate....................         $21,557           $11,919          ($3,702)
         State income taxes, net of federal benefit.......           3,026             2,193             (323)
         Amortization of intangibles......................           4,270             4,270            4,267
         Other............................................              68                61               77
                                                                   -------           -------          -------

         Income tax expense...............................         $28,921           $18,443             $319
                                                                   =======           =======          =======


STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

     Deferred  income  tax  expense   (benefit)   resulted  from  the  following
     differences between financial and income tax reporting:

                                                                            Year Ended December 31,
                                                                    1996             1995              1994
                                                                            (Dollars in thousands)

         Depreciation and amortization....................        ($12,836)         ($15,340)        ($19,617)
         Deductible costs accrued in prior years..........           5,578
         Accrued expenses not
           currently deductible...........................                                             (9,570)
         Non-taxable temporary differences associated
           with exchange of securities....................           6,941
         Utilization of net operating loss
           carryforwards..................................          29,611            33,513           30,692
         Utilization of tax credit carryforwards..........                            16,271            7,874
         Change in valuation allowance and other..........          (2,487)          (17,293)         (10,563)
                                                                   -------           -------          -------
         Deferred income tax expense (benefit)............         $26,807           $17,151          ($1,184)
                                                                   =======           =======          =======



     Significant components of the Company's net deferred tax liability are as follows:

                                                                            December 31,
                                                                     1996                  1995
                                                                       (Dollars in thousands)
         Deferred tax assets:
              Net operating loss carryforwards............         $119,641              $149,252
              Less valuation allowance....................         (119,641)             (149,252)
                                                                   --------              --------

                                                                   --------              --------

         Deferred tax liabilities, principally
              differences between book and tax
              basis of property and equipment and
              deferred charges............................          479,546               456,658
                                                                   --------              --------

         Net deferred tax liability.......................         $479,546              $456,658
                                                                   ========              ========

     Under a tax sharing agreement between CSI and Comcast, the amount of the tax provision that can be paid to Comcast represents an amount calculated as if CSI and its subsidiaries filed a consolidated tax return, limited to the amount of income taxes paid by Comcast, if any. CSI reflected approximately $2.1 million, $1.3 million and $1.5 million of state tax expense as currently payable as of December 31, 1996, 1995 and 1994, respectively, which related to the Company. These amounts have been recorded as a component of due from affiliates in the Company's consolidated balance sheet as such amounts are paid on behalf of the Company by an affiliate of Comcast.

     The Company's  valuation  allowance  against  deferred tax assets  includes approximately $35.0 million for which any subsequent tax benefits recognized will be allocated to reduce goodwill and other noncurrent intangible assets.

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $14.2 million during the year ended December 31, 1996 and $13.9 million during each of the years ended December 31, 1995 and 1994.

     The Company recognized non-cash dividends on the preferred stock of Comcast Finance Sub of approximately $91.8 million, $78.4 million and $67.0 million during the years ended December 31, 1996, 1995 and 1994, respectively. The preferred stock dividends recognized were credited to the Company's additional capital.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     Minimum annual rental commitments for office space and equipment under noncancellable operating leases as of December 31, 1996 are as follows (dollars in thousands):

                 1997                                       $1,222
                 1998                                          784
                 1999                                          572
                 2000                                          576
                 2001                                          577
                 Thereafter                                    181

     Rental expense of $4.0 million, $4.3 million and $3.9 million during 1996, 1995 and 1994, respectively, has been charged to operations.

     Contingencies
     In 1992, in connection with the split-off of the Company between Comcast and the Company's other shareholder (the "Split-off"), the Company entered into the "Distribution Agreement" and the "Tax Sharing Agreement." The Distribution Agreement provides for the sharing of certain liabilities between, and the cross indemnification of certain other liabilities by, the Company and subsidiaries of the Company's former stockholder (the "Departing Subs"), and for certain other post closing working capital and other settlement adjustments between the Company and the Departing Subs. The Tax Sharing Agreement provides for the Company and each Departing Sub to pay their respective allocable share of certain tax liabilities that relate to the pre Split-off periods which would not become fixed and determinable until after the Split-off. In addition, the Company and each Departing Sub have agreed to pay each other for the use, if any, of their respective share of the Company's tax benefits that relate to the pre Split-off period that are realized after the date of the Split-off.

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company has settled the majority of outstanding proceedings challenging its rates charged for regulated cable services. In December 1995, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Company for cable programming service tiers ("CPSTs") which provided $3.9 million in refunds, plus interest, given in the form of bill credits during 1996, to 490,000 of the Company's cable subscribers. As part of the negotiated settlement, the Company agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filings for CPSTs. The Company currently is seeking to justify rates for basic cable services and equipment in its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the FCC. Recent

STORER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Concluded)

     pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of these pending regulatory matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                First         Second           Third         Fourth         Total
                                               Quarter        Quarter         Quarter      Quarter (2)      Year
                                                                      (Dollars in thousands)
     1996
     Service income.....................     $103,880        $109,620       $107,577       $113,611       $434,688
     Operating income before
       depreciation and
       amortization (1).................       36,930          42,553         39,692         43,876        163,051
     Operating income...................       10,674          15,832         15,482         16,097         58,085
     Net income.........................        2,586           5,936          5,708         18,440         32,670

     1995
     Service income.....................      $95,418         $98,889       $101,263       $103,713       $399,283
     Operating income before
       depreciation and
       amortization (1).................       32,587          37,901         37,280         38,992        146,760
     Operating income...................       10,851          13,047         10,784         15,162         49,844
     Net income.........................        3,464           5,011          3,359          3,777         15,611

---------------
(1) Operating income before depreciation and amortization is commonly referred to in the Company's business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the Company's industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.
(2) Results of operations for the fourth quarter of 1996 included the gain on the Exchange (see Note 3).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item is omitted pursuant to SEC General Instruction I of Form 10-K.

ITEM 11   EXECUTIVE COMPENSATION

Information for this item is omitted pursuant to SEC General Instruction I of Form 10-K.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item is omitted pursuant to SEC General Instruction I of Form 10-K.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

          Independent Auditors' Report.......................................16
          Consolidated Balance Sheet -- December 31, 1996 and 1995...........17
          Consolidated Statement of Operations -- Years Ended
              December 31, 1996, 1995 and 1994...............................18
          Consolidated Statement of Cash Flows -- Years Ended
              December 31, 1996, 1995 and 1994...............................19
          Consolidated Statement of Stockholder's
              Equity -- Years Ended December 31, 1996, 1995 and 1994.........20
          Notes to Consolidated Financial Statements.........................21

     (b) All financial statement schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1 Restated Certificate of Incorporation of Storer Communications, Inc. (formerly SCIPSCO, Inc.) (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (No. 2-98938) of SCI Holdings, Inc., SCIPSCO, Inc. and SCI Merger Corp.) as amended by the Certificate of Designation of Rights, Preferences and Privileges (incorporated herein by reference to Exhibit 3.3 to the Report on Form 10-K for the year ended December 31, 1985 of Holdings and Storer).

          3.2 Certificate of Amendment of the Restated Certificate of Incorporation of SCIPSCO, Inc. relating to name change (incorporated herein by reference to Exhibit 3.5 to the Report on Form 10-K for the year ended December 31, 1986 of Holdings and Storer).

          3.3 Certificate of Amendment of the Certificate of Incorporation of Storer Communications, Inc., relating to number of authorized shares (incorporated herein by reference to Exhibit 3.7 to the Report on Form 10-K for the year ended December 31, 1989 of Holdings and Storer).

          3.4 Certificate of Amendment of the Certificate of Incorporation of Storer Communications, Inc., dated October 6, 1992 relating to liability of directors (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (No. 33-53160) of Holdings and Storer).

          3.5 By-Laws of Storer Communications, Inc. (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-1 (No. 2-98938) of SCI Holdings, Inc., SCIPSCO, Inc. and SCI Merger Corp.).

          4.1(a)Indenture  (including  Form of Note),  dated as of May 15, 1983, between Storer Communications, Inc. and The Chase Manhattan Bank, N.A. as Trustee, relating to the 10% Subordinated Debentures due May 15, 2003 of Storer Communications, Inc. (incorporated herein by reference to Exhibit 4.6 to the
                Registration Statement on Form S-1 (No. 2-98938) of SCI Holdings, Inc., SCIPSCO, Inc. and SCI Merger Corp.).

          4.1(b)First  Supplement  to Indenture  dated  December 3, 1986 between
                Storer Communications, Inc. and The Chase Manhattan Bank, N.A., as Trustee, relating to the 10% Subordinated Debentures due May 15, 2003 assumed by SCIPSCO, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K of Storer, dated December 3, 1986).

          10.1 Distribution Agreement, dated as of December 2, 1992 among Comcast Corporation, TeleCommunications, Inc., Storer Communications, Inc., SCI Holdings, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Comcast Corporation dated December 2, 1992).

          10.2 Tax Sharing Agreement, dated as of December 2, 1992, among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., Comcast Corporation, and the Departing Subs (as defined therein) (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of Comcast Corporation dated December 2,
                1992).

          27.1  Financial Data Schedule

     (d)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 28, 1997.

                           STORER COMMUNICATIONS, INC.

                                 By: /s/ Brian L. Roberts
                                    ---------------------
                                    BRIAN L. ROBERTS
                                    (Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date

/s/ Lawrence S. Smith
----------------------
LAWRENCE S. SMITH         Senior Vice President,            March 28, 1997
                          Accounting and Administration
                          (Principal Financial and
                           Accounting Officer)

/s/ Julian A. Brodsky
----------------------
JULIAN A. BRODSKY         Director                          March 28, 1997

/s/ Brian L. Roberts
----------------------
BRIAN L. ROBERTS          Director                          March 28, 1997
                          Principal Executive Officer
/s/ Ralph J. Roberts
----------------------
RALPH J. ROBERTS          Director                          March 28, 1997

/s/ Stanley L. Wang
----------------------
STANLEY L. WANG           Director                          March 28, 1997

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit

  27.1    Financial Data Schedule