Form 10-Q
period 1997-03-31
STORER COMMUNICATIONS INC
filed 1997-05-14
CIK 94679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1997
                                       OR
(  ) Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from ________ to ________.


                          Commission File Number 1-3872


                           STORER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)




                DELAWARE                                      59-2638096
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
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

         Yes  _X_                                           No ___

                           --------------------------

As of March 31, 1997, there were 239.99 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet
                    as of March 31, 1997 and December 31,
                    1996 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31, 1997
                    and 1996 (Unaudited)......................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31, 1997
                    and 1996 (Unaudited)......................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations............................................7 - 9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................10

          Item 6.   Exhibits and Reports on Form 8-K.........................10

          SIGNATURE .........................................................11

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, programming, equipment and capital costs; the Company's continued ability to acquire programming that customers will find attractive; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                    (Dollars in thousands, except share data)
                                                                                         March 31,        December 31,
                                                                                           1997               1996
ASSETS

   Cash and cash equivalents....................................................           $2,650            $1,435
   Accounts receivable, less allowance for
     doubtful accounts of $2,671 and $2,552.....................................           11,571            15,007
   Other current assets.........................................................            5,955             5,689

   Property and equipment.......................................................          662,701           643,540
     Accumulated depreciation...................................................         (293,823)         (285,206)
                                                                                       ----------        ----------
     Property and equipment, net................................................          368,878           358,334
                                                                                       ----------        ----------

   Deferred charges.............................................................        1,567,264         1,566,577
     Accumulated amortization ..................................................         (368,821)         (358,103)
                                                                                       ----------        ----------
     Deferred charges, net......................................................        1,198,443         1,208,474
                                                                                       ----------        ----------

   Due from affiliates..........................................................          345,023           304,853
   Investment...................................................................                             20,701
   Other assets.................................................................            4,144             4,426
                                                                                       ----------        ----------

                                                                                       $1,936,664        $1,918,919
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and accrued expenses........................................          $60,963           $56,615
   Accrued interest.............................................................            5,231             1,748
   Other liabilities............................................................           20,464            20,766
   Debt.........................................................................          127,148           126,609
   Deferred income taxes........................................................          484,137           479,546
                                                                                       ----------        ----------

       Total liabilities........................................................          697,943           685,284
                                                                                       ----------        ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, $.01 par value - authorized, 10,000
     shares; issued and outstanding, 239.99 shares..............................
   Additional capital...........................................................        3,045,956         3,019,227
   Accumulated deficit..........................................................       (1,091,946)       (1,095,972)
   Unrealized loss on marketable securities.....................................                             (1,390)
   Finance Sub securities.......................................................         (715,289)         (688,230)
                                                                                       ----------        ----------

       Total stockholder's equity...............................................        1,238,721         1,233,635
                                                                                       ----------        ----------

                                                                                       $1,936,664        $1,918,919
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                          (Dollars in thousands)
                                                                                        Three Months Ended March 31,
                                                                                           1997              1996

SERVICE INCOME..................................................................         $115,782          $103,880
                                                                                      -----------       -----------

COSTS AND EXPENSES
   Operating....................................................................           53,070            46,164
   Selling, general and administrative..........................................           23,059            20,786
   Depreciation and amortization................................................           25,814            26,256
                                                                                      -----------       -----------

                                                                                          101,943            93,206
                                                                                      -----------       -----------

OPERATING INCOME................................................................           13,839            10,674

OTHER (INCOME) EXPENSE
   Interest expense.............................................................            4,176             4,189
   Investment loss (income), net................................................            1,500              (109)
                                                                                      -----------       -----------

                                                                                            5,676             4,080
                                                                                      -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE................................................            8,163             6,594

INCOME TAX EXPENSE..............................................................            4,137             4,008
                                                                                      -----------       -----------

NET INCOME......................................................................            4,026             2,586

ACCUMULATED DEFICIT

   Beginning of period .........................................................       (1,095,972)       (1,128,642)
                                                                                      -----------       -----------

   End of period................................................................      ($1,091,946)      ($1,126,056)
                                                                                      ===========       ===========



See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            (Dollars in thousands)
                                                                                         Three Months Ended March 31,
                                                                                           1997             1996
OPERATING ACTIVITIES
   Net income...................................................................           $4,026            $2,586
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization..............................................           25,814            26,256
     Loss on sale of investment.................................................            1,657
     Non-cash interest expense..................................................              661               707
     Deferred income tax expense................................................            3,512             3,508
                                                                                          -------           -------

                                                                                           35,670            33,057

     Decrease in accounts receivable, other current assets
       and other assets.........................................................            3,452             2,617
     Increase (decrease) in accounts payable and accrued expenses,
       accrued interest and other liabilities...................................            7,407            (3,974)
                                                                                          -------           -------

           Net cash provided by operating activities............................           46,529            31,700
                                                                                          -------           -------

FINANCING ACTIVITIES
   Net transactions with affiliates.............................................          (40,170)          (15,098)
                                                                                          -------           -------

           Net cash used in financing activities................................          (40,170)          (15,098)
                                                                                          -------           -------

INVESTING ACTIVITIES
   Capital expenditures and other...............................................          (26,327)          (16,767)
   Proceeds from sale of investment.............................................           21,183
                                                                                          -------           -------

           Net cash used in investing activities................................           (5,144)          (16,767)
                                                                                          -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................            1,215              (165)

CASH AND CASH EQUIVALENTS, beginning of period..................................            1,435             1,386
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, end of period........................................           $2,650            $1,221
                                                                                          =======           =======


See notes to condensed consolidated financial statements.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Storer Communications, Inc. (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

2.   INVESTMENT

     In October 1996, the Company received 552,014 shares of Time Warner, Inc. ("Time Warner") common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS. As a result of the Exchange, the Company recognized a pre-tax gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $3.0 million and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. As of December 31, 1996, the shares of Time Warner Stock held by the Company were recorded at fair value of $20.7 million. The unrealized loss on this investment of $2.1 million was reported in the Company's condensed consolidated balance sheet as of December 31, 1996 as a decrease in stockholder's equity, net of deferred income tax benefit of $0.7 million. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million and recognized a pre-tax loss of $1.6 million.

3.   RELATED PARTY TRANSACTIONS

     The Company receives sales commissions from QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast Corporation ("Comcast"), the Company's indirect parent, based on a percentage of QVC sales to the Company's subscribers. In addition, the Company recognizes revenues relating to the carriage of certain QVC programming. For the three months ended March 31, 1997 and 1996, the Company's service income includes $305,000 and $220,000, respectively, relating to QVC.

     Comcast, through a management agreement, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreement generally provides that Comcast will supervise the management and operations of the cable systems and arrange for and supervise (but not necessarily perform itself) certain administrative functions. As compensation for such services, the agreement provides for Comcast to charge management fees of 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $6.9 million and $6.2 million during the three months ended March 31, 1997 and 1996, respectively.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

     On behalf of the Company, Comcast Storer, Inc. ("CSI"), the Company's parent and an indirect wholly owned subsidiary of Comcast, seeks and secures, through Comcast, long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. CSI charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased directly from the supplier and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by CSI for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $40.9 million and $35.2 million, including $36.3 million and $31.0 million of Programming Charges, during the three months ended March 31, 1997 and 1996, respectively.

     Due from affiliates in the Company's condensed consolidated balance sheet primarily consists of cash transfers to CSI under a cash management program, net of expenses charged under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company recognized non-cash dividends on the preferred stock of Comcast Storer Finance Sub, Inc., a wholly owned subsidiary of CSI, of $26.1 million and $22.3 million during the three months ended March 31, 1997 and 1996, respectively. The preferred stock dividends recognized were credited to additional capital in the Company's condensed consolidated balance sheet.

5.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company currently is seeking to justify rates for basic cable services and equipment in its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the Federal Communications Commission ("FCC"). Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of this pending regulatory matter will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's business is capital intensive and continually requires cash for development and expansion. The Company has historically met its cash needs through its cash and cash equivalents, cash flows from operating activities as well as interest and principal received on certain securities issued by Comcast Storer Finance Sub, Inc., an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), the Company's indirect parent, to the Company (the "Finance Sub Securities").

In October 1996, the Company received 552,014 shares of Time Warner, Inc. ("Time Warner") common stock (the "Time Warner Stock") in exchange (the "Exchange") for all of the shares of Turner Broadcasting System, Inc. ("TBS") stock (the "TBS Stock") held by the Company as a result of the merger of Time Warner and TBS. As a result of the Exchange, the Company recognized a pre-tax gain of $19.8 million in the fourth quarter of 1996, representing the difference between the Company's historical cost basis in the TBS Stock of $3.0 million and the new basis for the Company's investment in Time Warner Stock of $22.8 million, which was based on the closing price of the Time Warner Stock on the merger date of $41.375 per share. As of December 31, 1996, the shares of Time Warner Stock held by the Company were recorded at fair value of $20.7 million. The unrealized loss on this investment of $2.1 million was reported in the Company's condensed consolidated balance sheet as of December 31, 1996 as a decrease in stockholder's equity, net of deferred income tax benefit of $0.7 million. In January 1997, the Company sold its entire interest in Time Warner for $21.2 million and recognized a pre-tax loss of $1.6 million.

The Company believes that it will be able to meet its current and long-term liquidity needs and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, interest and principal received on the Finance Sub Securities, amounts due from affiliates and other external financing.

Results of Operations

Summarized consolidated financial information for the Company for the three months ended March 31, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Three Months Ended
                                                                        March 31,           Increase/(Decrease)
                                                                   1997         1996           $            %
Service income............................................         $115.8       $103.9        $11.9        11.5%
Operating, selling, general and administrative
   expenses...............................................           76.1         67.0          9.1        13.6
                                                                   ------       ------

Operating income before depreciation and
   amortization (1) ......................................           39.7         36.9          2.8         7.6
Depreciation and amortization.............................           25.9         26.2         (0.3)       (1.1)
                                                                   ------       ------

Operating income..........................................           13.8         10.7          3.1        29.0
                                                                   ------       ------

Interest expense..........................................            4.2          4.2
Investment loss (income), net.............................            1.5         (0.1)         1.6          NM
Income tax expense........................................            4.1          4.0          0.1         2.5
                                                                   ------       ------

Net income................................................           $4.0         $2.6         $1.4        53.8%
                                                                   ======       ======

------------

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


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

Of the $11.9 million increase in service income for the three month period from 1996 to 1997, $1.8 million is attributable to subscriber growth, $9.4 million relates to an increase in rates and $700,000 relates to growth in other product offerings.

The Company receives sales commissions from QVC, Inc. ("QVC"), an electronic retailer and a majority owned and controlled subsidiary of Comcast, based on a percentage of QVC sales to the Company's subscribers. In addition, the Company recognizes revenues relating to the carriage of certain QVC programming. For the three months ended March 31, 1997 and 1996, the Company's service income includes $305,000 and $220,000, respectively, relating to QVC.

Of the $9.1 million increase in operating, selling, general and administrative expenses for the three month period from 1996 to 1997, $5.3 million is attributable to an increase in the cost of cable programming as a result of subscriber growth, additional programming offerings and changes in rates and $3.8 million results from an increase in the cost of labor and other volume related expenses. Comcast charged the Company's subsidiaries management fees of $6.9 million and $6.2 million during the three months ended March 31, 1997 and 1996, respectively. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations and accumulated deficit.

On behalf of the Company, Comcast Storer, Inc. ("CSI"), the Company's parent and an indirect wholly owned subsidiary of Comcast, seeks and secures, through Comcast, long-term programming contracts that generally provide for payment based on either a monthly fee per subscriber per channel or a percentage of certain subscriber revenues. CSI charges each of the Company's subsidiaries for programming on a basis which generally approximates the amount each such subsidiary would be charged if it purchased directly from the supplier and did not benefit from the purchasing power of Comcast's consolidated operations. Amounts charged to the Company by CSI for programming (the "Programming Charges") are included in operating expenses in the Company's condensed consolidated statement of operations and accumulated deficit. The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $40.9 million and $35.2 million, including $36.3 million and $31.0 million of Programming Charges, during the three months ended March 31, 1997 and 1996, respectively. It is anticipated that the Company's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

The $300,000 decrease in depreciation and amortization expense for the three month period from 1996 to 1997 is primarily due to the timing and extent of the rebuild and upgrade of the Company's cable plant.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



The $1.6 million increase in net investment loss (income) for the three month period from 1996 to 1997 is primarily attributable to the loss recognized on the sale of the Time Warner Stock.

The $100,000 increase in income tax expense for the three month period from 1996 to 1997 is primarily attributable to the increase in income before income tax expense.

For the three months ended March 31, 1997 and 1996, the Company's earnings before income tax expense and fixed charges (interest expense) of $12.3 million and $10.8 million, respectively, exceeded its fixed charges of $4.2 million in each period.

The Company believes that its operations are not materially affected by inflation.

Regulatory Developments

The Company currently is seeking to justify rates for basic cable services and equipment in its cable systems in the State of Connecticut on the basis of a cost-of-service showing. The State of Connecticut has ordered the Company to reduce such rates and to make refunds to subscribers. The Company has appealed the Connecticut decision to the Federal Communications Commission ("FCC"). Recent pronouncements from the FCC, which generally support the Company's position on appeal, have caused the State of Connecticut to reexamine its prior ruling. While the Company cannot predict the outcome of this action, the Company believes that the ultimate resolution of this pending regulatory matter will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K - None.

                  STORER COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STORER COMMUNICATIONS, INC.
                                    ------------------------------------------





                                    /s/ Lawrence S. Smith
                                    ------------------------------------------
                                    Lawrence S. Smith
                                    Senior Vice President
                                    Accounting and Administration
                                    (Principal Financial and Accounting Officer)


Date: May 14, 1997